Form 10-K
period 2006-12-31
Home Loan Trust 2006-HI5
filed 2007-03-30
CIK 1383189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2006
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For Transition period ______________________________


             Commission File Number of issuing entity: 333-131196-07
                            HOME LOAN TRUST 2006-HI5
           (Exact name of issuing entity as specified in its charter)

                RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.
              (Exact name of depositor as specified in its charter)

                        RESIDENTIAL FUNDING COMPANY, LLC
               (Exact name of sponsor as specified in its charter)

                                    Delaware
                       ------------------------ ---------
      (State or other jurisdiction of incorporation or organization of the issuing entity)

            c/o Residential Funding Company, LLC, as Master Servicer
                         8400 Normandale Lake Boulevard
                          Minneapolis, Minnesota 55437
                ------------------ -----------------------------
           (Address of principal executive offices of issuing entity)

             (952) 857-7000 (Telephone number, including area code)

                                      None
                      (I.R.S. Employer Identification No.)

                                       N/A
           (Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None Securities Registered pursuant to Section 12(g) of the Act: None Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |X|  No  |_|
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes           |_| No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K. |X| [Item 405 of Regulation S-K is not applicable.] Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X| Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

None.

ITEM 1114(B)(2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

See Exhibit 99.1.

ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS.

There are no material pending legal or other proceedings involving the mortgage loans or Residential Funding Company, LLC ("Residential Funding"), as sponsor and master servicer, Residential Funding Mortgage Securities II, Inc., as depositor, Home Loan Trust 2006-HI5, as the issuing entity, Homecomings
Financial, LLC ("Homecomings") and GMAC Mortgage, LLC ("GMACM"), as subservicers, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on investors in the securities (the "Securities") to which this report relates.

Residential Funding, Homecomings and GMACM are currently parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of Residential Funding, Homecomings and GMACM that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on their ability to perform their obligations in relation to the mortgage loans. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on Residential Funding, Homecomings or GMACM. Any such unfavorable outcome could adversely affect the ability of Residential Funding, Homecomings or GMACM to perform its servicing duties with respect to the mortgage loans and potentially lead to the replacement of Residential Funding, Homecomings or GMACM with a successor servicer.


                                     PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:  Selected Financial Data.
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
Item 8:  Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A: Controls and Procedures.

ITEM 9B: OTHER INFORMATION.

None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10: Directors and Executive Officers of the Registrant.
Item 11: Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13: Certain Relationships and Related Transactions.
Item 14: Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

Each of Residential Funding Company, LLC, GMAC Mortgage, LLC, Homecomings Financial, LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2006 and for the period covered by this Form 10-K, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

Exceptions:

Residential  Funding  Company,   LLC:  The  Report  on  Assessment  prepared  by
Residential Funding Company, LLC and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(3)(i)(B) (which contemplates that reports to investors provide information calculated in accordance with the terms specified in the transaction agreements), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports. The registrant does not believe these reporting errors had any material impacts or effects on investors and corrective action was completed to address ongoing compliance.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT.

Each of Residential Funding Company, LLC, GMAC Mortgage, LLC and Homecomings Financial, LLC (each, a "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. Each Servicer has provided a statement of compliance with its obligations under servicing agreement applicable to such Servicer (a "Compliance Statement") for the period covered by this Form 10-K, in each case signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K. None of the Compliance Statements has identified any instance where the related Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

      (a)(1) Not Applicable.

      (a)(2) Not Applicable.

      (a)(3) Not Applicable.

      (b) Exhibits.

EXHIBIT
NUMBER                                  DESCRIPTION
----------   ------------------------------------------------------------------
3.1          Certificate  of  Incorporation  of  Residential   Funding  Mortgage
             Securities II, Inc. (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006,  filed by Home
             Loan  Trust   2006-HI1  Trust  with  the  Securities  and  Exchange
             Commission).
3.2          Bylaws of Residential Funding Mortgage Securities II, Inc.
             (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by Home Loan Trust
             2006-HI1 Trust with the Securities and Exchange Commission).
4.1          Servicing   Agreement,   dated  as  of  December  28,  2006,  among
             Residential  Funding Company,  LLC, as master  servicer,  U.S. Bank
             National Association, as indenture trustee, and the Home Loan Trust
             2006-HI5,  as the issuing entity  (incorporated by reference to the
             Report on Form 8-K filed by the Issuing  Entity with the Securities and Exchange Commission on January 11, 2007).
4.2          Amended and  Restated  Trust  Agreement,  dated as of December  28,
             2006, between  Residential Funding Mortgage Securities II, Inc., as
             depositor,   and  Wilmington   Trust  Company,   as  owner  trustee
             (incorporated  by  reference to the Report on Form 8-K filed by the
             Issuing  Entity with the  Securities  and  Exchange  Commission  on
             January 11, 2007).
4.3          Indenture,  dated as of December 28, 2006,  between Home Loan Trust
             2006-HI5,   as  the  issuing   entity,   and  U.S.   Bank  National
             Association,  as  indenture  trustee,  and the  Appendix  A thereto
             (incorporated  by  reference to the Report on Form 8-K filed by the
             Issuing  Entity with the  Securities  and  Exchange  Commission  on
             January 11, 2007).
10.1         Home Loan Purchase Agreement, dated as of December 1, 2006, between
             Residential  Funding  Mortgage  Securities II, Inc. and Residential
             Funding  Company,  LLC  (incorporated by reference to the Report on
             Form 8-K  filed by the  Issuing  Entity  with  the  Securities  and
             Exchange Commission on January 11, 2007).
10.2         Financial Guaranty Insurance Policy, dated as of December 28, 2006, issued by Financial Guaranty Insurance Company relating to the Home
             Loan-Backed Notes, Series 2006-HI5,  Class A Notes (incorporated by reference  to the  Report on Form 8-K filed by the  Issuing  Entity with the Securities and Exchange Commission on January 11, 2007).
31.1         Certification of Residential Funding Company,  LLC pursuant to Rule
             13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1         Report on  Assessment  of  Compliance  with  Servicing  Criteria of
             Residential  Funding  Company,  LLC as of December 31, 2006 and for
             the period covered by this Form 10-K.
33.2         Report on Assessment of Compliance with Servicing  Criteria of GMAC
             Mortgage, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.3         Report on  Assessment  of  Compliance  with  Servicing  Criteria of
             Homecomings  Financial,  LLC as of  December  31,  2006 and for the
             period covered by this Form 10-K.
33.4         Report on Assessment of Compliance with Servicing  Criteria of U.S.
             Bank  National  Association  as of  December  31,  2006 and for the
             period covered by this Form 10-K.
33.5         Report on Assessment of Compliance with Servicing Criteria of Wells
             Fargo Bank,  National  Association  as of December 31, 2006 and for
             the period covered by this Form 10-K.
34.1         Attestation Report of  PricewaterhouseCoopers  LLP on Assessment of
             Compliance with Servicing Criteria relating to Residential  Funding
             Company, LLC.
34.2         Attestation Report of  PricewaterhouseCoopers  LLP on Assessment of
             Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.3         Attestation Report of  PricewaterhouseCoopers  LLP on Assessment of
             Compliance   with  Servicing   Criteria   relating  to  Homecomings
             Financial, LLC.
34.4         Attestation Report of Ernst & Young, LLP on Assessment of
             Compliance with Servicing Criteria relating to U.S. Bank
             National Association
34.5         Attestation Report of KPMG, LLP on Assessment of Compliance with
             Servicing Criteria relating to Wells Fargo Bank, National
             Association.
35.1         Servicer Compliance Statement of Residential Funding Company,
             LLC.
35.2         Servicer Compliance Statement of GMAC Mortgage, LLC.
35.3         Servicer Compliance Statement of Homecomings Financial, LLC.
99.1         Financial Statements of Financial Guaranty Insurance Company for
             the Period Ended December 31, 2006.


      (c) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2007
                                        HOME LOAN TRUST 2006-HI5

                                        By:  Residential Funding Company,
                                            LLC,
                                              as Master Servicer

                                              By:  /s/ Anthony N. Renzi
                                                   ---------------------
                                                  Name: Anthony N. Renzi
                                                  Title:   Managing Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
----------   ------------------------------------------------------------------
3.1          Certificate  of  Incorporation  of  Residential   Funding  Mortgage
             Securities II, Inc. (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006,  filed by Home
             Loan  Trust   2006-HI1  Trust  with  the  Securities  and  Exchange
             Commission).
3.2          Bylaws of Residential Funding Mortgage Securities II, Inc.
             (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by Home Loan Trust
             2006-HI1 Trust with the Securities and Exchange Commission).
4.1          Servicing   Agreement,   dated  as  of  December  28,  2006,  among
             Residential  Funding Company,  LLC, as master  servicer,  U.S. Bank
             National Association, as indenture trustee, and the Home Loan Trust
             2006-HI5,  as the issuing entity  (incorporated by reference to the
             Report on Form 8-K filed by the Issuing  Entity with the Securities and Exchange Commission on January 11, 2007).
4.2          Amended and  Restated  Trust  Agreement,  dated as of December  28,
             2006, between  Residential Funding Mortgage Securities II, Inc., as
             depositor,   and  Wilmington   Trust  Company,   as  owner  trustee
             (incorporated  by  reference to the Report on Form 8-K filed by the
             Issuing  Entity with the  Securities  and  Exchange  Commission  on
             January 11, 2007).
4.3          Indenture,  dated as of December 28, 2006,  between Home Loan Trust
             2006-HI5,   as  the  issuing   entity,   and  U.S.   Bank  National
             Association,  as  indenture  trustee,  and the  Appendix  A thereto
             (incorporated  by  reference to the Report on Form 8-K filed by the
             Issuing  Entity with the  Securities  and  Exchange  Commission  on
             January 11, 2007).
10.1         Home Loan Purchase Agreement, dated as of December 1, 2006, between
             Residential  Funding  Mortgage  Securities II, Inc. and Residential
             Funding  Company,  LLC  (incorporated by reference to the Report on
             Form 8-K  filed by the  Issuing  Entity  with  the  Securities  and
             Exchange Commission on January 11, 2007).
10.2         Financial Guaranty Insurance Policy, dated as of December 28, 2006, issued by Financial Guaranty Insurance Company relating to the Home
             Loan-Backed Notes, Series 2006-HI5,  Class A Notes (incorporated by reference  to the  Report on Form 8-K filed by the  Issuing  Entity with the Securities and Exchange Commission on January 11, 2007).
31.1         Certification of Residential Funding Company,  LLC pursuant to Rule
             13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1         Report on  Assessment  of  Compliance  with  Servicing  Criteria of
             Residential  Funding  Company,  LLC as of December 31, 2006 and for
             the period covered by this Form 10-K.
33.2         Report on Assessment of Compliance with Servicing  Criteria of GMAC
             Mortgage, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.3         Report on  Assessment  of  Compliance  with  Servicing  Criteria of
             Homecomings  Financial,  LLC as of  December  31,  2006 and for the
             period covered by this Form 10-K.
33.4         Report on Assessment of Compliance with Servicing  Criteria of U.S.
             Bank  National  Association  as of  December  31,  2006 and for the
             period covered by this Form 10-K.
33.5         Report on Assessment of Compliance with Servicing Criteria of Wells
             Fargo Bank,  National  Association  as of December 31, 2006 and for
             the period covered by this Form 10-K.
34.1         Attestation Report of  PricewaterhouseCoopers  LLP on Assessment of
             Compliance with Servicing Criteria relating to Residential  Funding
             Company, LLC.
34.2         Attestation Report of  PricewaterhouseCoopers  LLP on Assessment of
             Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.3         Attestation Report of  PricewaterhouseCoopers  LLP on Assessment of
             Compliance   with  Servicing   Criteria   relating  to  Homecomings
             Financial, LLC.
34.4         Attestation Report of Ernst & Young, LLP on Assessment of
             Compliance with Servicing Criteria relating to U.S. Bank
             National Association
34.5         Attestation Report of KPMG, LLP on Assessment of Compliance with
             Servicing Criteria relating to Wells Fargo Bank, National
             Association.
35.1         Servicer Compliance Statement of Residential Funding Company,
             LLC.
35.2         Servicer Compliance Statement of GMAC Mortgage, LLC.
35.3         Servicer Compliance Statement of Homecomings Financial, LLC.
99.1         Financial Statements of Financial Guaranty Insurance Company for
             the Period Ended December 31, 2006.